Form 10-Q
period 2018-06-30
Sustinere Holdings, Inc.
filed 2018-09-14
CIK 1732677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-223376

SUSTINERE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	82-2786669
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14201 N. Hayden Road, Suite A-1 Scottsdale, AZ	85260
(Address of Principal Executive Offices)	(Zip Code)

(480) 659-6404

(Registrant’s telephone number, including area code)

N/A

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 13, 2018, there were 16,750,000 shares of the registrant’s common stock outstanding.

SUSTINERE HOLDINGS, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUSTINERE HOLDINGS, INC.
BALANCE SHEETS
UNAUDITED

	June 30, 2018	December 31, 2017

ASSETS

Current assets:
Cash and cash equivalents	$24,521	$14,973
Prepaid Expenses	-	6,000

Total assets	$24,521	$20,973

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,238	$6,680
Accounts payable to related party	1,407	1,148

Total current liabilities	4,645	7,828

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, zero issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 16,750,000 and 15,000,000 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	16,750	15,000
Additional paid-in capital	15,750	-
Accumulated deficit	(12,624)	(1,855)

Total stockholders’ equity	19,876	13,145

Total liabilities and stockholders' equity	$24,521	$20,973

The accompanying footnotes are an integral part of these unaudited financial statements.

SUSTINERE HOLDINGS, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three	From Inception	For the Six	From Inception
	Months Ended	(June 22, 2017) to	Months Ended	(June 22, 2017) to
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

OPERATING EXPENSES
Professional fees	$3,723	$110	$10,392	$110
General & administrative	298	-	377	-

Total operating expenses	4,021	110	10,769	110

NET LOSS	$(4,021)	$(110)	$(10,769)	$(110)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,750,000	-	16,611,635	-

The accompanying footnotes are an integral part of these unaudited financial statements.

SUSTINERE HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Six	From Inception
	Months Ended	(June 22, 2017) to
	June 30, 2018	June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,769)	$(110)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Decrease in prepaid expenses	6,000	-
(Decrease) increase in accounts payable and accrued liabilities	(3,183)	110
Net cash used in operating activities	(7,952)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	17,500	-
Net cash provided by financing activities	17,500	-

NET CHANGE IN CASH	9,548	-
CASH AT BEGINNING OF PERIOD	14,973	-
CASH AT END OF PERIOD	$24,521	$-
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

The accompanying footnotes are an integral part of these unaudited financial statements.

SUSTINERE HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS

Sustinere Holdings, Inc. (“Sustinere” or the “Company”), was incorporated in the State of Nevada on June 22, 2017, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has no operations to date. Other than issuing shares of common stock to its original shareholders and selling shares of common stock to certain accredited investors, the Company never commenced any operational activities. As such, the Company can be defined as a “shell” company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The proposed business activities described herein classify the Company as a “blank check” company. The Company has elected a fiscal year ending of December 31.

The Company was formed by Neil Reithinger for the purpose of creating a corporation that could be used to consummate a merger or acquisition. Mr. Reithinger serves as President, Treasurer and Director and Christopher McCrory serves as Secretary and Director. The directors determined next to proceed with filing a Form S-1 that was declared effective by the Securities and Exchange Commission (“SEC”) on July 31, 2018 (the “S-1”).

The proposed business activities described herein classify the Company as a “blank check” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their prospective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time that the Company has successfully implemented its business plan described elsewhere in this report. The net proceeds of the offering in the S-1 will be placed in an escrow account, other than up to 10% of the proceeds that may be released to the Company in accordance with Rule 419 following completion of the offering. Other than the 10% that may be released to the Company, such escrowed funds may not be used for salaries or reimbursable expenses. Prior to completion of the offering, all shares sold under the offering will be placed in the escrow account until such time that legal counsel of the Company has confirmed that a merger or acquisition has been successfully consummated pursuant to Rule 419. While in escrow, the shares will be held for the benefit of the purchasing shareholder.

As of the date of this report, the Company has not yet entered into any definitive agreements with any potential acquisitions.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

These unaudited financial statements of the Company have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2018, and the statements of operations for the three and six months ended June 30, 2018, and the cash flows for the six months period ended June 30, 2018. The interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2018. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Registration Statement, Form S-1, as amended, filed on July 24, 2018.

Cash and Cash Equivalents

Cash and cash equivalents as of June 30, 2018 included cash on-hand. Cash equivalents are considered all accounts with an original maturity date within 90 days.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company has evaluated the provisions of this ASU and determined that, since it has no revenue, there is no impact on our results of operations, cash flows or financial condition.

Going Concern

As of June 30, 2018, the accompanying financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s net loss through June 30, 2018 was $10,769. Although the Company has minimal expenses and does have sufficient cash resources to meet its operational needs in the twelve months following the date of this report, the Company’s business is dependent upon its ability to begin operations and to achieve a level of profitability. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 3 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company consists of 250,000,000 shares with a $0.001 par value.

On January 5, 2018, the Company sold 750,000 shares of common stock to an accredited investor at $0.01 for aggregate cash proceeds of $7,500.

On February 12, 2018, the Company sold 500,000 shares of common stock to an accredited investor at $0.01 for aggregate cash proceeds of $5,000.

On February 13, 2018, the Company sold 500,000 shares of common stock to an accredited investor at $0.01 for aggregate cash proceeds of $5,000. There were 16,750,000 and 15,000,000 common shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares with a $0.001 par value. There was no preferred stock outstanding as of June 30, 2018.

NOTE 4 - RELATED PARTIES

Upon formation of the Company on June 22, 2017, Mr. Neil Reithinger was appointed President, Treasurer and Director and Mr. Christopher McCrory was appointed Secretary and Director, respectively, of the Company. Messrs. Reithinger and McCrory are the sole directors and officers of the Company.

During the period ended June 30, 2018, Mr. Reithinger paid for certain expenses involved with the incorporation of the Company with personal funds and/or funds from Eventus. As of June 30, 2018 and December 31, 2017, these expenses totaled $259 and $1,148, respectively, and are recorded as a related party accounts payable on the accompanying balance sheets as of June 30, 2018 and December 31, 2017, respectively.

The office space used by the Company is provided by Eventus at no charge.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet through the date of this filing and determined that there were no subsequent events to report after the period ended June 30, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Management has included projections and estimates in the unaudited interim condensed financial statements contained in this quarterly report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, all references to the “Company,” “Sustinere Holdings, Inc.,” “Sustinere,” “we,” “us” or “our” are to Sustinere Holdings, Inc.

Corporate Overview

Sustinere was incorporated on June 22, 2017. The Company was formed by Neil Reithinger for the purpose of creating a corporation that could be used to consummate a merger or acquisition. Mr. Reithinger serves as President, Treasurer and Director and Christopher McCrory serves as Secretary and Director. The directors determined next to proceed with filing a Form S-1 that was declared effective by the Securities and Exchange Commission (“SEC”) on July 31, 2018 (the “S-1”).

The proposed business activities described herein classify the Company as a “blank check” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their prospective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time that the Company has successfully implemented its business plan described elsewhere in this report. The net proceeds of the offering in the S-1 will be placed in an escrow account, other than up to 10% of the proceeds that may be released to the Company in accordance with Rule 419 following completion of the offering. Other than the 10% that may be released to the Company, such escrowed funds may not be used for salaries or reimbursable expenses. Prior to completion of the offering, all shares sold under the offering will be placed in the escrow account until such time that legal counsel of the Company has confirmed that a merger or acquisition has been successfully consummated pursuant to Rule 419. While in escrow, the shares will be held for the benefit of the purchasing shareholders.

We intend to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for its securities. We have not entered into any negotiations regarding acquisitions. Upon entering into any discussions with any target entities, we will need to obtain audited financial statements of such target entity. We intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction. These assurances consist mainly of financial statements and valuation opinions, if necessary. We will also examine business, occupational and similar licenses and permits, physical facilities, trademarks, copyrights, and corporate records including articles of incorporation, bylaws and minutes, if applicable and also interview prospective management. In the event that no such assurances are provided, we will not move forward with a combination with any target. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents.

The Company has no full-time employees. Our officers have agreed to allocate a portion of their time to the activities of the Company, without compensation. We anticipate that our business plan can be implemented by our officers devoting approximately ten to twenty hours per month to the business affairs of the Company. Consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

General Business Plan

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of corporation registered under The Securities Exchange Act of 1934 (the “Exchange Act”). We will not restrict our search to any specific business, industry or geographical location and may participate in a business venture of virtually any kind or nature. The Company anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities that have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. The intended methods of communication to seek acquisitions include, without limitation, telephone and personal contacts and social networking. There is no evidence showing that these methods of identifying a suitable merger opportunity will be successful. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The initial review process for a potential business opportunity on an active business could easily extend over a period of a year or more, requiring multiple audits and opinions prior to clearance. Once acquired, they will have to rely on the representations of the Company in their future filings and decisions. The analysis of new business opportunities will be undertaken by, or under the supervision of, Neil Reithinger and Christopher McCrory, officers and directors of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of Messrs. Reithinger and McCrory. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services that may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Management will meet personally with management and key personnel of the business opportunity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

Management of the Company will rely upon its own efforts in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party may have to be paid by the Company, if not paid by the prospective merger/acquisition candidate. There have been no discussions, understandings, contracts or agreements with any outside consultants, and none are anticipated in the future.

Acquisition Opportunities and Structure

We will not restrict our search for any specific kind of firms but may acquire a venture that is in its preliminary or development stage, is already in operation or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages the Company may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders. We have no way of determining the structure until an acquisition of the first business opportunity is consummated.

With respect to any merger or acquisition, negotiations with the target company management is expected to focus on the percentage of the Company the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders may hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then- shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto; will specify certain events of default; will detail the terms of closing and the conditions that must be satisfied by each of the parties prior to and after such closing; will outline the manner of bearing costs, including costs associated with our attorneys and accountants; will set forth remedies on default and will include miscellaneous other terms.

We will not acquire or merge with any entity that cannot provide independent audited financial statements. We will need to file such audited statements as part of a post-effective amendment with the SEC. We are subject to all of the reporting requirements of the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the SEC upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K. In the event that a previously approved target acquisition was later voided by management, shareholders may be left without an operating company and thus the value of their shares would be greatly diminished.

Our financial statements from inception (June 22, 2017) through the period ended June 30, 2018 report no revenues and an accumulated deficit of $155,137. Our independent accountant issued an audit opinion for our Company for the year ended December 31, 2017 which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our principal offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 to the Period from Inception (June 22, 2017) to June 30, 2017

Revenue

We did not earn any revenues in the three months ended June 30, 2018 and for the period since inception to June 30, 2017.

Expenses

Operating expenses for the three months ended June 30, 2018 and for the period since inception to June 30, 2017 were as follows:

	For the Three Months Ended June 30, 2018	From Inception to June 30, 2017

Professional fees:
Legal	$-	$-
Accounting/audit	3,723	110
Total professional fees	3,723	110
General & administrative	298	-
Total operating expenses	$4,021	$110

Professional fees are comprised of legal fees and accounting/audit fees. Professional fees increased by $3,613 from $110 for the three months ended June 30, 2017 to $3,723 for the three months ended June 30, 2018. There were no legal fees incurred from inception to June 30, 2017 and June 30, 2018. The balance of the increase was mainly audit fees of $2,500 and corporate filing fees of $1,223 during the three months ended June 30, 2018.

During the three months ended June 30, 2018, we incurred audit fees of $2,500 to our independent accountants and corporate filing fees of $1,223 to independent third-party firms. This is compared to audit fees of $0 to our independent accountants and corporate filing fees of $110 to independent third-party firms during the three months ended June 30, 2017.

General and administrative expenses increased from $0 for the three months ended June 30, 2017 to $298 for the three months ended June 30, 2018. The balance of the increase was mainly for computer, website and software maintenance fees of $259 during the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2018 to the Period from Inception to June 30, 2017

Revenue

We did not earn any revenues in the three months ended June 30, 2018 and 2017.

Expenses

Operating expenses for the six months ended June 30, 2018 and from the period of inception to June 30, 2017 were as follows:

	For the Six Months Ended June 30, 2018	From Inception to June 30, 2017

Professional fees:
Legal	$-	$-
Accounting/audit	10,392	110
Total professional fees	10,392	110
General & administrative	377	-
Total operating expenses	$10,769	$110

Professional fees are comprised of legal fees and accounting/audit fees. Professional fees increased by $10,282 from $110 for the period of inception to June 30, 2017 to $10,392 for the six months ended June 30, 2018. There were no legal fees incurred for the six months ended June 30, 2017 and June 30, 2018. The balance of the increase was mainly audit fees of $8,500 and corporate filing fees of $1,892 during the six months ended June 30, 2018.

During the six months ended June 30, 2018, we incurred audit fees of $8,500 to our independent accountants and corporate filing fees of $1,892 to independent third-party firms. This is compared to audit fees of $0 to our independent accountants and corporate filing fees of $110 to independent third-party firms during the period from inception to June 30, 2017.

General and administrative expenses increased from $0 for the six months ended June 30, 2017 to $377 for the six months ended June 30, 2018. The balance of the increase was mainly for computer, website and software maintenance fees of $259 and bank and credit card fees of $118 during the six months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2018, we had a cash balance of $24,521. During the three months ended June 30, 2018, we expended $1,175 to fund ongoing operational expenses. Pursuant to the requirement of Rule 419, the net proceeds of the offering in the S-1 will be placed in an escrow account, other than up to 10% of the proceeds that may be released to the Company in accordance with Rule 419 following completion of the offering. Other than the 10% that may be released to the Company, such escrowed funds may not be used for salaries or reimbursable expenses. While our working capital requirements are low, if the offering is not completed in the next six months, we may need to raise capital to fund our ongoing operational expenses. Such capital will likely come from loans. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding.

Going Concern

Our unaudited interim condensed financial statements contained in this quarterly report have been prepared assuming that we will continue as a going concern. We recorded a net loss of $4,021 for the three months ended June 30, 2018 and we have an accumulated deficit of $12,624 and a working capital surplus of $19,876 as of June 30, 2018. Since inception, we have financed our activities with the sale of equity securities. We intend on financing our future development activities and our working capital needs from loans until such time that 10% of the proceeds from the offering may be released to the Company in accordance with Rule 419 following completion of the offering. The unaudited interim condensed financial statements contained in this quarterly report do not include any adjustments that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon its ability to obtain additional financing or merge with an operating company that is a going concern as may be required and to ultimately attain profitability.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended June 30, 2018 and in the notes to our consolidated financial statements included in our Registration Statement on Form S-1, as amended, as filed with the SEC on July 24, 2018.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended June 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

(i)	lack of a functioning audit committee;

(ii)	inadequate segregation of duties consistent with control objectives; and

(iii)	ineffective controls over period-end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive, who also serves as our Chief Financial Officer in connection with the review of our financial statements as of June 30, 2018.

Management believes the weaknesses identified above have not had any material effect on our financial statements. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes as soon as practicable, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to remediate these material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Registration Statement on Form S-1, as amended, as filed with the SEC on July 24, 2018, in addition to other information contained in such Registration Statement and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, as amended, that was filed on July 24, 2018)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, as amended, that was filed on July 24, 2018)
(10)	Material Contracts
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99(a)

Trust Agreement between the Company and FinTech Clearing, LLC dated July 21, 2018 (incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, that was filed on July 24, 2018)

99(b)	Form of Private Placement Subscription Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, that was filed on July 24, 2018)
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Filed herewith.
**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSTINERE HOLDINGS, INC.

Date: September 13, 2018	By:	/s/ Neil Reithinger
Neil Reithinger President, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: September 13, 2018	By:	/s/ Christopher McCrory
Christopher McCrory Secretary and Director

