Form 10-Q
period 2018-09-30
Sustinere Holdings, Inc.
filed 2018-11-13
CIK 1732677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

As of November 12, 2018, there were 16,750,000 shares of the registrant’s common stock outstanding.

SUSTINERE HOLDINGS, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

		Page

PART I. FINANCIAL INFORMATION

ITEM 1	Financial Statements	3

	Condensed Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	3

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2018 and from Inception (June 22, 2017) to September 30, 2017 (unaudited)	4

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2018 and from Inception (June 22, 2017) to September 30, 2017 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6-8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	14

ITEM 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	15

ITEM 1A.	Risk Factors	15

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

ITEM 3.	Defaults Upon Senior Securities	15

ITEM 4.	Mine Safety Disclosures	15

ITEM 5.	Other Information	15

ITEM 6.	Exhibits	16

SIGNATURES		17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SUSTINERE HOLDINGS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS

Current assets:
Cash and cash equivalents	$22,598	$14,973
Prepaid Expenses	-	6,000

Total assets	$22,598	$20,973

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$6,356	$6,680
Accounts payable to related party	130	1,148

Total current liabilities	6,486	7,828

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, zero issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 16,750,000 and 15,000,000 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	16,750	15,000
Additional paid-in capital	15,750	-
Accumulated deficit	(16,388)	(1,855)

Total stockholders’ equity	16,112	13,145

Total liabilities and stockholders' equity	$22,598	$20,973

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTINERE HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	From Inception (June 22, 2017) to September 30, 2017

OPERATING EXPENSES
Professional fees	$3,289	$925	$13,681	$1,035
General & administrative	474	-	851	-

Total operating expenses	3,763	925	14,532	1,035

NET LOSS	$(3,763)	$(925)	$(14,532)	$(1,035)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,750,000	-	16,662,351	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTINERE HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2018	From Inception (June 22, 2017) to September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(14,532)	$(1,035)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Decrease in prepaid expenses	6,000	-
(Decrease) increase in accounts payable and accrued liabilities	(324)	-
(Decrease) increase in accounts payable to related party	(1,019)	1,035
Net cash used in operating activities	(9,875)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	17,500	8,500
Net cash provided by financing activities	17,500	8,500

NET CHANGE IN CASH	7,625	8,500
CASH AT BEGINNING OF PERIOD	14,973	-
CASH AT END OF PERIOD	$22,598	$8,500
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

The proposed business activities described herein classify the Company as a “blank check” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their prospective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities until such time that the Company has successfully implemented its business plan described elsewhere in this report. The net proceeds of the offering in the S-1 will be placed in an escrow account, other than up to 10% of the proceeds that may be released to the Company in accordance with Rule 419 following completion of the offering. Other than the 10% that may be released to the Company, such escrowed funds may not be used for salaries or reimbursable expenses. Prior to completion of the offering, all shares sold under the offering will be placed in the escrow account until such time that legal counsel of the Company has confirmed that a merger or acquisition has been successfully consummated pursuant to Rule 419. While in escrow, the shares will be held for the benefit of the purchasing shareholder.

As of the date of this report, the Company has not yet entered into any definitive agreements with any potential acquisitions.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

These unaudited financial statements of the Company have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2018, and the statements of operations for the three and nine months ended September 30, 2018, and the cash flows for the nine months ended September 30, 2018. The interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2018. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Registration Statement, Form S-1, as amended, filed on July 24, 2018.

Cash and Cash Equivalents

Cash and cash equivalents as of September 30, 2018 included cash on-hand. Cash equivalents are considered all accounts with an original maturity date within 90 days.

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

Going Concern

As of September 30, 2018, the accompanying financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s net loss for the nine months ended September 30, 2018 was $14,532. Although the Company has minimal expenses and does have sufficient cash resources to meet its operational needs in the twelve months following the date of this report, the Company’s business is dependent upon its ability to begin operations and to achieve a level of profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - STOCKHOLDERS’ EQUITY

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

On February 13, 2018, the Company sold 500,000 shares of common stock to an accredited investor at $0.01 for aggregate cash proceeds of $5,000. There were 16,750,000 and 15,000,000 common shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares with a $0.001 par value. There was no preferred stock outstanding as of September 30, 2018.

NOTE 4 – RELATED PARTIES

Upon formation of the Company on June 22, 2017, Mr. Neil Reithinger was appointed President, Treasurer and Director and Mr. Christopher McCrory was appointed Secretary and Director, respectively, of the Company. Messrs. Reithinger and McCrory are the sole directors and officers of the Company.

During the period ended September 30, 2018, Mr. Reithinger paid for certain expenses involved with the incorporation of the Company with personal funds and/or funds from Eventus Advisory Group, LLC, an entity owned and controlled by Mr. Reithinger (“Eventus”). As of September 30, 2018, and December 31, 2017, the amounts owed to Eventus totaled $130 and $1,148, respectively, and are recorded as a related party accounts payable on the accompanying balance sheets as of September 30, 2018 and December 31, 2017, respectively.

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

The proposed business activities described herein classify the Company as a “blank check” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their prospective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities until such time that the Company has successfully implemented its business plan described elsewhere in this report. The net proceeds of the offering in the S-1 will be placed in an escrow account, other than up to 10% of the proceeds that may be released to the Company in accordance with Rule 419 following completion of the offering. Other than the 10% that may be released to the Company, such escrowed funds may not be used for salaries or reimbursable expenses. Prior to completion of the offering, all shares sold under the offering will be placed in the escrow account until such time that legal counsel of the Company has confirmed that a merger or acquisition has been successfully consummated pursuant to Rule 419. While in escrow, the shares will be held for the benefit of the purchasing shareholders.

We intend to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for its securities. We have not entered into any negotiations regarding acquisitions. Upon entering into any discussions with any target entities, we will need to obtain audited financial statements of such target entity. We intend to obtain certain assurances of value of the target entity’s assets prior to consummating such a transaction. These assurances consist mainly of financial statements and valuation opinions, if necessary. We will also examine business, occupational and similar licenses and permits, physical facilities, trademarks, copyrights, and corporate records including articles of incorporation, bylaws and minutes, if applicable and also interview prospective management. In the event that no such assurances are provided, we will not move forward with a combination with any target. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents.

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

We may seek a business opportunity with entities that have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. The intended methods of communication to seek acquisitions include, without limitation, telephone and personal contacts and social networking. There is no evidence showing that these methods of identifying a suitable merger opportunity will be successful. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

Management of the Company will rely upon its own efforts in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company’s legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party may have to be paid by the Company, if not paid by the prospective merger/acquisition candidate. There have been no discussions, understandings, contracts or agreements with any outside consultants, and none are anticipated in the future.

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

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company’s directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company’s shareholders. We have no way of determining the structure until an acquisition of the first business opportunity is consummated.

With respect to any merger or acquisition, negotiations with the target company management is expected to focus on the percentage of the Company the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, the Company’s shareholders may hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s then- shareholders.

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

We will not acquire or merge with any entity that cannot provide independent audited financial statements. We will need to file such audited statements as part of a post-effective amendment with the SEC. We are subject to all of the reporting requirements of the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the SEC upon consummation of a merger or acquisition, as well as the Company’s audited financial statements included in its annual report on Form 10-K. In the event that a previously approved target acquisition was later voided by management, shareholders may be left without an operating company and thus the value of their shares would be greatly diminished.

Our financial statements from inception (June 22, 2017) through the period ended September 30, 2018 report no revenues and an accumulated deficit of $16,388. Our independent accountant issued an audit opinion for our Company for the year ended December 31, 2017 which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our principal offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

Revenue

We did not earn any revenues in the three months ended September 30, 2018 and September 30, 2017.

Expenses

Operating expenses for the three months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017

Professional fees:
Legal	$-	$-
Accounting/audit	3,289	925
Total professional fees	3,289	925
General & administrative	474	-
Total operating expenses	$3,763	$925

Professional fees are comprised of legal fees and accounting/audit fees. Professional fees increased by $2,364 from $925 for the three months ended September 30, 2017 to $3,289 for the three months ended September 30, 2018. There were no legal fees incurred for the three months ended September 30, 2017 and September 30, 2018. The balance of the increase was mainly audit fees of $1,250 and corporate filing fees of $1,114 during the three months ended September 30, 2018.

During the three months ended September 30, 2018, we incurred audit fees of $1,250 to our independent accountants and corporate filing fees of $2,039 to independent third-party firms. This is compared to audit fees of $0 to our independent accountants and corporate filing fees of $925 to independent third-party firms during the three months ended September 30, 2017.

General and administrative expenses increased from $0 for the three months ended September 30, 2017 to $474 for the three months ended September 30, 2018. The balance of the increase was mainly for computer, website and software maintenance fees of $323 during the three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2018 to the Period from Inception to September 30, 2017

Revenue

We did not earn any revenues in the nine months ended September 30, 2018 and the period from Inception to September 30, 2017.

Expenses

Operating expenses for the nine months ended September 30, 2018 and from the period of inception to September 30, 2017 were as follows:

	For the Nine Months Ended September 30, 2018	From Inception to September 30, 2017

Professional fees:
Legal	$-	$-
Accounting/audit	13,681	1,035
Total professional fees	13,681	1,035
General & administrative	851	-
Total operating expenses	$14,532	$1,035

Professional fees are comprised of legal fees and accounting/audit fees. Professional fees increased by $12,646 from $1,035 for the period of inception to September 30, 2017 to $13,681 for the nine months ended September 30, 2018. There were no legal fees incurred for the nine months ended September 30, 2018 and for the period from inception to September 30, 2017. The balance of the increase was mainly audit fees of $9,750 and corporate filing fees of $2,896 during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, we incurred audit fees of $9,750 to our independent accountants and corporate filing fees of $3,931 to independent third-party firms. This is compared to audit fees of $0 to our independent accountants and corporate filing fees of $1,035 to independent third-party firms during the period from inception to September 30, 2017.

General and administrative expenses increased from $0 for the period from inception to September 30, 2017 to $851 for the six months ended June 30, 2018. The balance of the increase was mainly for computer, website and software maintenance fees of $583 and bank and credit card fees of $268 during the nine months ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2018, we had a cash balance of $22,598. During the three months ended September 30, 2018, we expended $1,923 to fund ongoing operational expenses. Pursuant to the requirement of Rule 419, the net proceeds of the offering in the S-1 will be placed in an escrow account, other than up to 10% of the proceeds that may be released to the Company in accordance with Rule 419 following completion of the offering. Other than the 10% that may be released to the Company, such escrowed funds may not be used for salaries or reimbursable expenses. While our working capital requirements are low, if the offering is not completed in the next six months, we may need to raise capital to fund our ongoing operational expenses. Such capital will likely come from loans. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding.

Going Concern

Our unaudited interim condensed financial statements contained in this quarterly report have been prepared assuming that we will continue as a going concern. We recorded a net loss of $3,763 for the three months ended September 30, 2018 and we have an accumulated deficit of $16,388 and a working capital surplus of $16,112 as of September 30, 2018. Since inception, we have financed our activities with the sale of equity securities. We intend on financing our future development activities and our working capital needs from loans until such time that 10% of the proceeds from the offering may be released to the Company in accordance with Rule 419 following completion of the offering. The unaudited interim condensed financial statements contained in this quarterly report do not include any adjustments that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon its ability to obtain additional financing or merge with an operating company that is a going concern as may be required and to ultimately attain profitability.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended September 30, 2018 and in the notes to our consolidated financial statements included in our Registration Statement on Form S-1, as amended, as filed with the SEC on July 24, 2018.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended September 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive, who also serves as our Chief Financial Officer in connection with the review of our financial statements as of September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

____________

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

SUSTINERE HOLDINGS, INC.

Date: November 12, 2018	By:	/s/ Neil Reithinger
Neil Reithinger
President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 12, 2018	By:	/s/ Christopher McCrory
Christopher McCrory
Secretary and Director

