Form 10-K
period 2018-12-31
Sustinere Holdings, Inc.
filed 2019-04-15
CIK 1732677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 333-223376

SUSTINERE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	82-2786669
State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization	Identification No.)

14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (480) 659-6404

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.001 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The registrant had 16,750,000 of common stock outstanding as of April 15, 2019.

SUSTINERE HOLDINGS, INC.

2018 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements after the date of this Annual Report on Form 10-K or to conform them to actual results, new information, future events or otherwise, except as otherwise required by securities and other applicable laws.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results.

Our statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2018 and the period from inception (June 22, 2017) to December 31, 2017, any of which may cause our Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

These factors are the important factors of which we are currently aware that could cause actual results, performance or achievements to differ materially from those expressed in any of our forward-looking statements. We operate in a continually changing business environment, and new risk factors emerge from time to time. Other unknown or unpredictable factors also could have material adverse effects on our future results, performance or achievements. We cannot assure you that projected results or events will be achieved or will occur.

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company,” “our Company” or “Sustinere” refer to Sustinere Holdings, Inc., a Nevada corporation.

PART I

ITEM 1. BUSINESS

Overview

Sustinere was incorporated on June 22, 2017. The Company was formed by Neil Reithinger for the purpose of creating a corporation that could be used to consummate a merger or acquisition. Mr. Reithinger serves as President, Treasurer and Director and Christopher McCrory serves as Secretary and Director. The directors determined next to proceed with filing a Form S-1, as amended, that was declared effective by the Securities and Exchange Commission (“SEC”) on July 31, 2018 (the “S-1”).

The proposed business activities described herein classify the Company as a “blank check” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their prospective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time that the Company has successfully implemented its business plan described elsewhere in this report. The net proceeds of the offering in our S-1 (the “Offering”) will be placed in an escrow account, other than up to 10% of the proceeds that may be released to the Company in accordance with Rule 419 following completion of the Offering. Other than the 10% that may be released to the Company, such escrowed funds may not be used for salaries or reimbursable expenses. Prior to completion of the Offering, all shares sold under the Offering will be placed in the escrow account until such time that legal counsel of the Company has confirmed that a merger or acquisition has been successfully consummated pursuant to Rule 419. While in escrow, the shares will be held for the benefit of the purchasing shareholders.

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

The Company has no fulltime employees. Our officers have agreed to allocate a portion of their time to the activities of the Company, without compensation. We anticipate that our business plan can be implemented by our officers devoting approximately ten to twenty hours per month to the business affairs of the Company. Consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

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

With respect to any merger or acquisition, negotiations with the target company management is expected to focus on the percentage of the Company the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders may hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

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

We will not acquire or merge with any entity that cannot provide independent audited financial statements. We will need to file such audited statements as part of a post-effective amendment with the SEC. We are subject to all of the reporting requirements of the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8K to be filed with the SEC upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10K. In the event that a previously approved target acquisition was later voided by management, shareholders may be left without an operating company and thus the value of their shares would be greatly diminished.

Our financial statements from inception (June 22, 2017) through the period ended December 31, 2018 report no revenues and an accumulated deficit of $49,049. Our independent registered public accounting firm issued an audit opinion for our Company as of December 31, 2018 and 2017 which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our principal offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260.

Corporate Developments for the Year Ended December 31, 2018

On December 20, 2018, our Board of Directors, pursuant to our S-1, as amended, and, further, to our Offering that was set to terminate on the earlier of: (i) the date when the sale of all 1,500,000 shares being sold by the Company is completed, (ii) any time after the Minimum Offering of 500,000 shares of common stock is achieved, at the discretion of our Board of Directors, or (iii) 180 days from the effective date of the S-1, or a 180 day extension thereto at the discretion of our Board of Directors, extended the Offering by exercising its right for such 180-day extension, or to July 26, 2019.

Corporate and Available Information

Our S-1, as amended, annual report on Form 10-K and quarterly reports on Form 10-Q are available free of charge as electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) via www.sec.gov.

ITEM 1A. RISK FACTORS

The following important factors, and the important factors described elsewhere in this report, could affect our Company and could cause our results to be materially different from estimates or expectations. Other risks and uncertainties may also affect our results or operations adversely. The following and these other risks could materially and adversely affect our business, operations, results or financial condition.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk. A prospective investor should consider the possibility of the loss of the investor's entire investment and evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in our Company.

Risks Related to Our Business and Securities

The Company has limited financial resources. Our auditors have expressed in the report of independent registered public accounting firm that there is substantial doubt about our ability to continue as a going concern.

We are a “blank check” company and, therefore, have limited financial resources and no operations until such time that we are able to consummate an acquisition or merger. We had limited cash on hand of $18,034 and a stockholders’ deficit of $(7,799) as of December 31, 2018. No assurances can be given that we will consummate an acquisition or merger transaction or that such transaction will provide sufficient revenue, achieve a profit, or obtain necessary financing to continue as a going concern.

We will continue to be completely dependent on the services of our majority shareholder and President, Neil Reithinger, the loss of whose services may cause our plan of operation to be severely impacted or may cease, and we will need to engage and retain a qualified person or persons to further implement our strategy.

Our operations and business strategy are completely dependent upon the knowledge and business connections of Mr. Reithinger. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our plan of operation will have a high probability in failing. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could continue the vision to develop our plan of operation as described herein. There is a high degree of risk that the business will be adversely affected or fail without the services of Mr. Reithinger or an appropriate replacement(s).

There are significant potential conflicts of interest.

Mr. Reithinger will be required to commit time to our affairs and, accordingly, he may have conflicts of interest in allocating management time among various business activities. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC (“Eventus”), a private, CFO-services firm incorporated in Arizona that specializes in capital advisory and SEC compliance for publicly-traded and emerging growth companies. He is also the President of Eventus Consulting, P.C., a registered CPA firm in Arizona. In the course of Mr. Reithinger’s other business activities, he may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which he is affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented. Because Mr. Reithinger is currently not receiving compensation from the Company for his services, he may at times devote a significant amount of his time and attention on his consulting business rather than on the Company’s business. The Company is relying on Mr. Reithinger’s professional judgement with respect to any such matters, although we cannot provide assurances that there won’t be potential conflicts of interest in the future.

As we are subject to the periodic reporting requirements of Section 12 of the Exchange Act, we will be required to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could cause additional financial strain for the Company.

We are required to file periodic reports with the SEC pursuant to Section 12 of the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, we have had to retain an independent registered public accounting firm, whether it is our current independent auditor or not, which will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions in which we engage and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our limited working capital.

The costs of being a public company could result in us being unable to continue as a going concern.

Upon the effectiveness of our S-1 registration statement, as amended, on July 31, 2018, we became subject to periodic reporting requirements as a public company, and we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance may exceed our current amount of working capital. If we are unable to find a suitable acquisition candidate and generate sufficient cash flows, we may not be able to satisfy many of these costs in the normal course of business, which would result in our being unable to continue as a going concern.

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our President.

We have only two directors, one of whom is also our President and the other who is our Secretary. Accordingly, we cannot establish board committees comprised of independent members to oversee various functions of the company. Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our President’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Rule 419 limitations may limit business combinations.

Rule 419 requires that the securities to be issued and the funds received in the Offering be deposited and held in an escrow account pending the completion of a qualified acquisition. Before the acquisition can be completed and before the funds and securities can be released, the Company will be required to update its registration statement by way of a post-effective amendment. After the effective date of any such post-effective amendment, the Company is required to furnish investors with the new prospectus containing information, including audited financial statements, regarding the proposed acquisition candidate and its business. Investors must decide to remain investors or require the return of their investment funds. Any investor not making a decision within 45 days of the effectiveness of the post-effective amendment will automatically receive a return of his investment funds. Up to 10% of the proceeds from the Offering may be released to the Company upon completion of a minimum Offering amount and, therefore, may not be returned to investors. These regulations may limit potential business combinations for the Company as potential candidates may not wish to go through the process, disclosure or time requirements imposed by these regulations.

Offering proceeds may be insufficient to locate a merger target

The net offering proceeds from the Offering may be as low as $50,000 and no higher than $150,000 and, therefore, may be insufficient to locate a merger target. This may result in the failure of the Company's business plan. Although investors may request the return of their funds in connection with the reconfirmation offering, the Company's shareholders will not be afforded an opportunity to approve or disapprove any particular transaction. See Risk Factor entitled “Conflicts of Interest.”

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Our two directors may attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (260,000,000 shares) but unissued shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to the then-prevailing market. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute the common stock book value, and that dilution may be material.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

As of the date of this filing, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. If we become able to have our shares of common stock quoted on the OTC Market System or other exchange, we will then try, through a broker-dealer and/or a legal representative, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts. This means that the shares of a company can only be traded manually between accounts, which takes days and is not a realistic option for companies relying on broker-dealers for stock transactions. While DTC-eligibility is not a requirement to trade on the OTC Market System, electronic trading is necessary to process trades on the OTC Market System if a company’s stock is going to trade with significant volume and efficiency. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

Any market that develops in shares of our common stock may be subject to the penny stock regulations and restrictions pertaining to low-priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our common stock, if any, will most likely be in the over-the-counter market which is commonly referred to as the “OTC”. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our common stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the SEC. The term “penny stock” is defined in Exchange Act Rule 3a51-1 as, among other things, as having a price of less than $5.00 per share as set forth in Exchange Act Rule 3a51-(1)(d). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market.

The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock, if and when it becomes publicly traded. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. The trading of our common stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will in all likelihood find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the common stock registered in our S-1 has not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state Blue Sky law restrictions upon the ability of investors to sell our common stock and of purchasers to purchase our common stock. These restrictions prohibit the secondary trading of our common stock.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

The ability of our President to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our President beneficially owns an aggregate of approximately 44.8% of our outstanding common stock as of December 31, 2018. Because of his beneficial stock ownership, our President may be in a position to continue to elect our board of directors, influence all matters requiring stockholder approval and determine our policies. The interests of our President may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors, and other business decisions. The minority shareholders would have no way of overriding decisions made by our President. This level of control may also have an adverse impact on the market value of our shares because our President may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

All of our presently issued and outstanding common shares are restricted under rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

All of the presently outstanding shares of common stock (260,000,000 shares) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

We do not expect to pay cash dividends in the foreseeable future.

We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, may depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market (as a result of Sarbanes-Oxley), require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Prohibition to sell or offer to sell shares in the Escrow Account may limit liquidity for a significant period of time.

It shall be unlawful for any person to sell or offer to sell Shares (or any interest in or related to the Shares) held in the Escrow Account other than pursuant to a qualified domestic relations order or by will or the laws of descent and distribution. As a result, investors may be unable to sell or transfer their shares for up to the maximum period of the escrow, which is 18 months from the date of the effectiveness of the registration statement.

Discretionary use of proceeds; “blank check” offering leads to uncertainty as to future business success.

As a result of management's broad discretion with respect to the specific application of the net proceeds of the Offering, the Offering can be characterized as a “blank check” offering. Although substantially all of the net proceeds of the Offering are intended generally to be applied toward effecting a business combination, such proceeds are not otherwise being designated for any more specific purposes. Accordingly, prospective investors will invest in the Company without an opportunity to evaluate the specific merits or risks of any one or more business combinations. There can be no assurance that determinations ultimately made by the Company relating to the specific allocation of the net proceeds of its Offering will permit the Company to achieve its business objectives. See “Description of Business.”

Regulations concerning “blank check” issuers may limit business combinations.

The ability to register or qualify for sale our common shares for both initial sale and secondary trading is limited because a number of states have enacted regulations pursuant to their securities or “Blue Sky” laws restricting or, in some instances, prohibiting, the sale of securities of “blank check” issuers, such as the Company, within that state. In addition, many states, while not specifically prohibiting or restricting “blank check” companies, may not register the Shares for sale in their states. Because of such regulations and other restrictions, the Company's selling efforts, and any secondary market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or a Blue Sky application has been filed and accepted or where the Shares have been registered. These regulations may limit potential business combinations for the Company as potential candidates may not wish to go through the process, disclosure or time requirements imposed by these regulations.

No operating history or revenue and minimal assets results in no assurance of success.

The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. This may lessen the possibility of finding a suitable acquisition or merger candidate as such loss would be inherited on their financial statements. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination. Our auditor has issued an opinion that raises substantial doubt about our ability to continue as a going concern in our December 31, 2017 audit. The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and ,the liquidation of liabilities in the normal course of business. For the period from June 22, 2017 (inception) through December 31, 2018, the Company has an accumulated deficit of $(7,799). Currently, the Company does not have significant cash or any material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

The speculative nature of the Company’s proposed operations results in no assurance of success.

The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the acquired firm and numerous other factors beyond the Company's control.

Scarcity of and competition for business opportunities and combinations may limit possible business combinations.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well- financed entities, including venture capital firms, private equity firms and family offices, are active in mergers and acquisitions of companies that may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company, and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

No agreement is in place for a business combination or other transaction; there are no standards for a business combination.

The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, an entity as of the date of this filing. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluations. The Company has no operations to date. Other than issuing shares to its original shareholders and completing the audit of its financial statements, the Company never commenced any operational activities. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria that it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Continued management control and limited time availability may limit business combinations.

While seeking a business combination, management anticipates devoting between ten and twenty hours per month to the business of the Company. The Company's officers have not entered into a written employment agreement with the Company and are not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.

Conflicts of interest may result in a loss of business or failure to complete a merger or acquisition or do so at less profit.

The Company's officers and directors currently participate and may in the future participate in other business ventures that may compete directly with the Company. Additional conflicts of interest and non-arm's length transactions may also arise in the future in the event the Company's officers and directors are involved in the management of any firm with which the Company transacts business.

Conflicts may arise relating to the location of any merger/acquisition candidates.

Our officers and directors are not full-time employees of the Company and are actively involved in other business pursuits. Since our officers and directors are not required to devote any specific amount of time to our business, they will experience conflicts in allocating their time among their various business interests. Moreover, any future blank check companies that are organized by our officers and directors may compete with the Company in the search for a suitable target. To minimize potential conflicts of interest arising from multiple corporate affiliations, our officers and directors will not make affirmative decisions to allocate a particular business opportunity to a particular acquisition vehicle. Instead, they will provide the available due diligence information on all available acquisition vehicles to the potential target and ask the potential target to make a final selection. There is no assurance that a potential target will conclude that our company is best suited to its needs or that an acquisition will ever occur.

Reporting requirements may delay or preclude acquisition.

The Company will be required to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

Lack of market research or marketing organization may limit business combinations.

The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Lack of diversification may limit future business.

The Company may engage in multiple business combinations. However, initially, the Company’s proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business opportunity. Consequently, the Company's activities will be limited to those engaged in by the business opportunity in which the Company merges or acquires. If the Company is unable to diversify its activities into a number of areas, that may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Possible investment company act regulation may increase costs.

Although the Company will be subject to regulation under the Securities Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations that result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such act would subject the Company to material adverse consequences.

Probable change in control and management may result in uncertain management future.

A business combination involving the issuance of the Company's common stock may, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's common stock held by him or resign as a member of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of the present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Reduction of percentage share ownership following a business combination may result in dilution.

The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, could result in the Company issuing securities to shareholders of such private company. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and could most likely result in a change in control or management of the Company.

Disadvantages of blank check offering may discourage business combinations.

The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A potential business combination candidate may find it more beneficial to go public directly rather than through a combination with a blank check company and the requirements of a post-effective amendment and having to clear its application to trade using information provided by the Company rather than its own internal information.

Federal and state taxation of business combination may discourage business combinations.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction, reduce the future value of the shares and potentially discourage a business combination.

 Blue Sky considerations may limit sales in certain states.

Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, and the Company has no current plans to register or qualify its shares in any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state Blue Sky restrictions upon the ability of new investors to purchase the securities, which could reduce the size of the potential market. As a result of recent changes in federal law, non-issuer trading or resale of the Company's securities is exempt from state registration or qualification requirements in most states. However, some states may continue to attempt to restrict the trading or resale of blind pool or “blank-check” securities. Accordingly, investors should consider any potential secondary market for the Company's securities to be a limited one.

There is no assurance that shares in the Offering will be sold.

The 1,500,000 shares of common stock to be sold by the Company in its Offering are to be offered directly by the Company, and no individual, firm, or corporation has agreed to purchase or take down any of the Shares. No assurance can be given that any or all of the Shares will be sold.

Arbitrary Offering Price means Shares may not reflect fair market value.

The Offering Price of the Shares bears no relation to book value, assets, earnings, or any other objective criteria of value. They have been arbitrarily determined by the Company. There can be no assurance that, even if a public trading market develops for the Company's securities, the Shares will attain market values commensurate with the Offering Price.

No assurance of successful marketing efforts may result in failure of the business.

In order to find potential merger or acquisition candidates that are looking to merge with or be acquired by a public shell, the Company will rely on personal contacts and contacts gained through social networking. There is no evidence showing that these methods of identifying a suitable merger opportunity will be successful. Lack of identification and completion of a successful merger/acquisition will render the shares sold hereunder worthless.

No public market for the Company’s securities may limit the liquidity of the Shares.

Prior to the Offering, there has been no public market for the Shares being offered. There can be no assurance that an active trading market will develop or that purchasers of the Shares will be able to resell their securities at prices equal to or greater than the respective initial public offering prices. If developed, the market price of the Shares may be affected significantly by factors such as announcements by the Company or its competitors, variations in the Company's results of operations, and general market conditions. No trading in our common stock being offered will be permitted until the completion of a business combination meeting the requirements of Rule 419. Movements in prices of stock may also affect the market price in general. As a result of these factors, purchasers of the Shares offered hereby may not be able to liquidate an investment in the Shares readily or at all.

Shares eligible for future sale may increase the supply of shares on the market.

All of the 15,000,000 Shares, which are beneficially held by management, have been issued in reliance on the private placement exemption under the Securities Act (pending effectiveness of this registration statement). Such Shares will not be available for sale in the open market except in reliance upon Rule 144 under the Securities Act. In general, under Rule 144, a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company (as that term is defined under the Securities Act) would be entitled to sell such shares. There will be a substantial number of the shares owned by management eligible for sale in the future, which may adversely affect the market price of the common stock. Mr. Reithinger, our President, Treasurer and Director and Mr. McCrory, our Secretary and Director, will remain bound by the affiliate resale restrictions enumerated in Rule 144 of the Securities Act. The Company is a shell company and, as such, holders of our restricted or control securities will not be able to sell their securities in reliance on Rule 144 until such time, if ever, as we meet the requirements of Rule 144(i)(2). The Company is authorized to issue 250,000,000 shares of common stock and 10,000,000 shares of preferred stock. The issuance of these shares in the future presents the possibility of dilution of existing ownership.

Subscriptions are irrevocable.

Investors’ subscriptions are irrevocable and therefore the investors’ funds may be held in escrow for longer than a year. Investors will receive no return on invested funds because the escrow account will be non-interest bearing.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the actual results may differ materially from those indicated by the forward-looking statements.

Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to our:

•	ability to obtain sufficient capital to execute our business strategy;

•	ability to continue as a going concern;

•	expectations that we will be able to find suitable acquisition candidates;

•	ability to obtain funding for operations;

•	expectation that we will be able to successfully obtain approval for the electronic trading of our securities through the Financial Industry Regulatory Authority (“FINRA”);

•	ability to attract and retain key management personnel and to expand our management team;

•	accuracy of estimates regarding expenses, future revenue, capital requirements, profitability and needs for additional financing;

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section titled “Risk Factors” set forth elsewhere in this Form 10-K, any of which may cause the Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity or performance. Moreover, neither the company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The company is under no duty to update any forward-looking statements after the date of this report to conform these statements to actual results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We use a corporate office located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260. These offices are also the offices of Neil Reithinger, our President, Treasurer and Director. We do not pay Mr. Reithinger or any of his affiliated entities rent for the use of his offices. There are currently no proposed programs for the renovation, improvement or development of the facilities currently in use. We believe that our facilities are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are no known pending legal or administrative proceedings against the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of April 15, 2019, we have 16,750,000 shares of $0.001 par value common stock issued and outstanding held by five (5) shareholders of record. There are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of the Company.

Market Price

As of April 15, 2018, there is no public market in the Company’s common stock. Our S-1, as amended, along with the successful implementation of our operating plan, is a step toward creating a public market for our stock, which may enhance the liquidity of our shares. However, there can be no assurance that a meaningful trading market will develop. The Company’s management makes no representation about the present or future value of our common stock. Other than pursuant to certain exceptions permitted by Rule 419, no trading in your common stock being offered will be permitted until the completion of a business combination meeting the requirements of Rule 419.

Rule 144 Limitations

All of the presently outstanding shares of common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144, which became effective on February 15, 2008. Pursuant to the new Rule 144, one (1) year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be a “shell company” and files a Form 10 with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an issuer that has at any time previously has been a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (i) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (ii) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (iii) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and (iv) at least one (1) year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, the Company is classified as a “shell company” under Rule 405 of the Securities Act. As such, all restricted securities presently held by the founders of the Company may not be resold in reliance on Rule 144 until: (i) the Company files Form 10 information with the SEC when it ceases to be a “shell company”; (ii) the Company has filed all reports as required by Section 13 and 15(d) of the Securities Act for 12 consecutive months; and (iii) one (1) year has elapsed from the time the Company files the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

Dividends

We have neither declared nor paid any cash dividends on either our preferred or common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business and do not anticipate paying any cash dividends on our preferred or common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition, results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant.

Unregistered Sales of Equity Securities

During the fiscal year ended December 31, 2018, our financing activities consisted of the following:

On January 5, 2018, the Company sold 750,000 shares of common stock to an accredited investor at $0.01 for aggregate cash proceeds of $7,500.

On February 12, 2018, the Company sold 500,000 shares of common stock to an accredited investor at $0.01 for aggregate cash proceeds of $5,000.

On February 13, 2018, the Company sold 500,000 shares of common stock to an accredited investor at $0.01 for aggregate cash proceeds of $5,000. There were 16,750,000 and 15,000,000 common shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively.

On December 20, 2018, the Company agreed to issue 87,500 shares of common stock, valued at $8,750, to FinTech Clearing, LLC for services in connection with their role as trustee under the Company’s offering on Form S-1, as amended. As of the date of this filing, the common shares have not been issued yet.

For the above sales of securities, the Company relied upon Section 4(a)(2) of the Securities Act of 1933. At the time of the issuance, purchasers were in possession of all available material information about us, were the only officers and directors of the Company at the time and/or were known personally by our officers and directors. On the basis of these facts, the Company claims that the issuance of stock to its founding shareholders qualifies for the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933.

The Company believes that the exemption from registration for these sales under Section 4(a)(2) was available because:

•	They were an executive officer or director of the Company and thus had fair access to all material information about the Company before investing;

•	There was no general advertising or solicitation; and

•	The shares bear a restrictive transfer legend.

The price of the common stock issued to them was arbitrarily determined and bore no relationship to any objective criterion of value. At the time of issuance, the Company was recently formed or in the process of being formed and possessed no assets.

Issuer Purchases of Equity Securities

We do not have a stock repurchase program for our common stock and have not otherwise purchased any shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management has included projections and estimates in the audited financial statements contained in this annual report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

As used in this Annual Report on form 10-K and unless otherwise indicated, all references to the “Company,” “Sustinere Holdings, Inc.,” “Sustinere,” “we,” “us” or “our” are to Sustinere Holdings, Inc.

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

The Company has no fulltime employees. Our officers have agreed to allocate a portion of their time to the activities of the Company, without compensation. We anticipate that our business plan can be implemented by our officers devoting approximately ten to twenty hours per month to the business affairs of the Company. Consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

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

With respect to any merger or acquisition, negotiations with the target company management is expected to focus on the percentage of the Company the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders may hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

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

We will not acquire or merge with any entity that cannot provide independent audited financial statements. We will need to file such audited statements as part of a post-effective amendment with the SEC. We are subject to all of the reporting requirements of the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8K to be filed with the SEC upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10K. In the event that a previously approved target acquisition was later voided by management, shareholders may be left without an operating company and thus the value of their shares would be greatly diminished.

Our financial statements from inception (June 22, 2017) through the period ended December 31, 2018 report no revenues and an accumulated deficit of $(7,799). Our independent registered public accounting firm issued an audit opinion for our Company for the years ended December 31, 2018 and December 31, 2017 which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our principal offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260.

Results of Operations

Comparison of the Year Ended December 31, 2018 to the Period from Inception (June 22, 2017) to December 31, 2017

Revenue

We did not earn any revenues in the year ended December 31, 2018 and the period ended December 31, 2017.

Expenses

Operating expenses for the year ended December 31, 2018 and Period from Inception (June 22, 2107) to December 31, 2017 were as follows:

	For the Year Ended December 31, 2018	Period from Inception (June 22, 2017) to December 31, 2017

Professional fees:
Legal	$-	$-
Trustee service fees	18,750	-
Accounting/audit	26,721	1,535
Total professional fees	45,471	1,535
General & administrative	1,459	320
Total operating expenses	$46,930	$1,855

Professional fees are comprised of legal fees, trustee service fees and accounting/audit fees. Professional fees increased by $43,936 from $1,535 for the period of inception to December 31, 2017 to $45,471 for the year ended December 31, 2018. There were trustee service fees of $18,750 incurred for the year ended December 31, 2018. The balance of the increase was audit fees of $21,750 to our independent accountants and corporate filing fees of $4,971 to independent third-party firms. This is compared to audit fees of $0 to our independent accountants and corporate filing fees of $1,535 to independent third-party firms during the period from inception to December 31, 2017.

General and administrative expenses increased from $320 for the period from inception to December 31, 2017 to $1,459 for the year ended December 31, 2018. The balance of the increase was mainly for computer, website and software maintenance fees of $777 and bank and credit card fees of $113 during the year ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2018, we had a cash balance of $18,034. During the year-ended December 31, 2018, we expended $46,930 to fund ongoing operational expenses. Pursuant to the requirement of Rule 419, the net proceeds of the Offering in the S-1 will be placed in an escrow account, other than up to 10% of the proceeds that may be released to the Company in accordance with Rule 419 following completion of the Offering. Other than the 10% that may be released to the Company, such escrowed funds may not be used for salaries or reimbursable expenses. While our working capital requirements are low, if the Offering is not completed in the next six months, we may need to raise capital to fund our ongoing operational expenses. Such capital will likely come from loans. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding.

Going Concern

Our financial statements contained in this annual report have been prepared assuming that we will continue as a going concern. We recorded a net loss of $47,194 for the year ended December 31, 2018, and we have an accumulated deficit of $49,049 and a working capital deficit of $7,799 as of December 31, 2018. Since inception, we have financed our activities with the sale of equity securities. We intend on financing our future development activities and our working capital needs from loans until such time that 10% of the proceeds from the Offering may be released to the Company in accordance with Rule 419 following completion of the Offering. The financial statements contained in this annual report do not include any adjustments that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing or merge with an operating company that is a going concern as may be required and to ultimately attain profitability.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the year ended December 31, 2018.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the year ended December 31, 2018.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Principal Executive Officer, who also serves as our Principal Accounting Officer in connection with the review of our financial statements as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 20, 2018, our Board of Directors, pursuant to our S-1, as amended, and, further, to our Offering that was set to terminate on the earlier of: (i) the date when the sale of all 1,500,000 shares being sold by the Company is completed, (ii) any time after the Minimum Offering of 500,000 shares of common stock is achieved, at the discretion of our Board of Directors, or (iii) 180 days from the effective date of the S-1, or a 180 day extension thereto at the discretion of our Board of Directors, extended the Offering by exercising its right for such 180-day extension, or to July 26, 2019.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our Directors and Executive Officers. The age of each Director and Executive Officer listed below is given as of December 31, 2018.

Name	Age	Position (2)	Period of Service (1)

Neil Reithinger	49	President, Treasurer and Director	Inception – current
Christopher McCrory	47	Secretary and Director	Inception – current

Notes:

(1) Our directors will hold office until the next annual meeting of the stockholders, typically held on or near the anniversary date of inception and until successors have been elected and qualified. At the present time, our officers were appointed by our directors and will hold office until resignation or removal from office.

(2) Our officers have outside interests and obligations to companies other than the Company. They intend to spend approximately ten to twenty hours per month on the Company's business affairs. At the date of this report, the Company is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

Background of Executive Officers

Mr. Neil Reithinger - President, Treasurer and Director

Mr. Reithinger was appointed President, Treasurer and Director on June 22, 2017. Since 2009, he is the Founder and President of Eventus Advisory Group, LLC, a CFO services and capital advisory firm in Arizona, and is also the President of Eventus Consulting, P.C., a registered CPA firm in Arizona. Mr. Reithinger is an experienced executive with over 22 years of diversified practice in a broad range of industries including life sciences, consumer products, mining, energy services and digital media. Mr. Reithinger has successfully created initiatives to streamline accounting processes and SEC compliance, develop capital market strategies, restructure and optimize operations, and spearhead due diligence for financings and acquisitions. He has strong leadership and administrative skills, experience in building efficient processes, and managing and developing accounting and finance staff. Prior to forming Eventus Advisory Group, LLC, in December 2009, Mr. Reithinger served in various executive management positions including COO & CFO of New Leaf Brands, Inc., a branded beverage company; CEO of Nutritional Specialties, Inc., a nutritional supplement company (that was acquired by Nutraceutical International, Inc., NASDAQ: NUTR); and Chairman, CEO & President of Baywood International, Inc., a publicly-traded nutraceutical company. Prior to that, Mr. Reithinger worked for Bank of America. Mr. Reithinger earned a B.S. in Accounting from the University of Arizona and is a Certified Public Accountant. He is a Member of the American Institute of Certified Public Accountants and the Arizona Society of Certified Public Accountants.

Mr. Christopher McCrory – Secretary and Director

Mr. McCrory was appointed Secretary and Director on June 22, 2017. He is a Partner with Marigny Corvidae Solutions, a consulting firm. He also serves as an advisor to Cargiverlist, providing consulting and advisory services to small- and medium-sized businesses, since 2015. Mr. McCrory also was a Partner, from 2014 to 2015, with Linder Family Partners, a family office desiring to build a portfolio of companies. Before joining Linder Family Partners, Mr. McCrory worked as PCA Skin’s COO, CFO and Brand Oversight Director from 2008 to 2014. Mr. McCrory’s work at PCA was vital to its growth. His talent for branding, operations and strategy, resulted in double digit compound annual growth and to PCA’s emergence as a major skin care brand. During his time at PCA, the company won multiple awards as a best place to work, a Most Admired Company, and for honesty and integrity in reporting science in their claims. In addition, PCA earned its way onto consecutive Inc. 500/5000 lists. Prior to PCA, Mr. McCrory spent four years as the Director of Professional and Public Education for the Louisiana Organ Procurement Agency (LOPA). During his time at LOPA, he developed a new strategy for working with hospitals and the public, including an overhaul of the organizational structure, leading to record increases in organ donor referrals from hospitals, the number of organ donors, and organ and tissue donation registrations. Mr. McCrory also served in multiple roles with Sazerac Company, Inc., a wine and spirits supplier, holding positions as Brand Manager, Brand Director and Director of Value Chain Management. Mr. McCrory holds a B.A. in Mass Communication from Loyola University, New Orleans, and received his M.B.A. from the University of Kentucky.

Conflicts of Interest

Mr. Reithinger and Mr. McCrory are the officers and directors of Sustinere Holdings, Inc., which is a blank check company.

Our officers and directors will offer the securities of our company on the same basis as any other blank check company in which they are involved and to the same group of intended shareholders. There is, of course, no guarantee that any offering will be subscribed in sufficient quantity to close the Offering, but, in that event, investors will receive their money back and the Offering will be withdrawn. Offers of each company's stock in which each of our officers and directors is a principal will be made immediately upon the SEC deeming it effective and in order of the date on which the registration became effective. Therefore, an offering with the oldest effective date will be closed, before a more recent offering is closed.

Our officers and directors are not full-time employees of the Company and are actively involved in other business pursuits. Moreover, any future blank check companies that are organized by our officers and directors may compete with the Company in the search for a suitable target.

Our officers and directors currently participate and may in the future participate in other business ventures that compete directly with the Company. Additional conflicts of interest and non-arm's length transactions may also arise in the future in the event the Company's officers and directors are involved in the management of any firm with which the Company transacts business.

Board Committees

The Company has not yet implemented any board committees as of the date of this filing.

Directors

The number of directors of the Company shall be fixed by the Board of Directors, but in no event shall be less than one (1). Although we anticipate appointing additional directors, the Company has not identified any such person(s) or any time frame within which this may occur.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires officers and directors of the Company and persons who beneficially own more than ten percent (10%) of the Common Stock outstanding to file initial statements of beneficial ownership of Common Stock (Form 3) and statements of changes in beneficial ownership of Common Stock (Forms 4 or 5) with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all such forms they file.

Based on our review, we believe that during the year ended December 31, 2018, the reports listed below were not filed.

Reporting Person/Entity	Date of Reportable Event	Form Required	Filing Due Date

Eventus Advisory Group, LLC	7/31/18	Form 3	8/10/18
Walburmac Holdings, LLC	7/31/18	Form 3	8/10/18

Corporate Code of Conduct and Ethics

Our Board of Directors has not adopted a written code of business conduct.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation earned during 2018 and 2017 by our principal executive officer and our other most highly compensated executive officers as of the end of the 2018 fiscal year (“Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensa- tion ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Neil Reithinger	2018	-	-	-	-	-	-	-	-
President,Treasurer	2017	-	-	-	-	-	-	-	-

Christopher McCrory	2018	-	-	-	-	-	-	-	-
Secretary	2017	-	-	-	-	-	-	-	-

Employment Contracts and Officers’ Compensation

We do not have employment agreements. Any future compensation to be paid will be determined by the Board of Directors, and, as appropriate, an employment agreement may be executed. We do not currently have plans to pay any compensation until such time as the Company generates positive cash flows.

Directors’ Compensation

Our directors are not entitled to receive compensation for services rendered to the Company or for any meetings attended. There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.

Stock Plan and Other Long-Term Incentive Plans

The Company currently does not have an existing or any proposed stock or stock option incentive plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2018 (the “Determination Date”) by: (i) each current director of our company and each director nominee; (ii) each of our Named Executive Officers; (iii) all current executive officers and directors of our company as a group; and (iv) all those known by us to be beneficial owners of more than five percent (5%) of our common stock.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. Under these rules, beneficial ownership generally includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of the Determination Date, through the exercise of any option, warrant or similar right (such instruments being deemed to be “presently exercisable”). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of presently exercisable options and warrants are considered to be outstanding. These shares, however, are not considered outstanding as of the Determination Date when computing the percentage ownership of each other person.

To our knowledge, except as indicated in the footnotes to the following table, and subject to state community property laws where applicable, all beneficial owners named in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 16,750,000 shares of common stock outstanding as of April 12, 2019. Unless otherwise indicated, the business address of each person in the table below is c/o Sustinere Holdings, Inc., 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260. No shares identified below are subject to a pledge.

Security Ownership of Executive Officers and 5% or Greater Beneficial Owners

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent(1)
Neil Reithinger [1,3,4]	7,500,000	44.8%
Christopher McCrory [2,3,4]	7,500,000	44.8%

Notes

(1)	Mr. Reithinger, our President, Treasurer and Director, beneficially owns 7,500,000 shares of common stock through Eventus Advisory Group, LLC, an entity owned and controlled by Mr. Reithinger.
(2)	Mr. McCrory, our Secretary and Director, beneficially owns 7,500,000 shares of common stock through Walburmac Holdings, LLC, an entity in which he is a member.
(3)	The address of the executive officers and directors is c/o Sustinere Holdings, Inc., 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260.
(4)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (e.g., the power to dispose of or to direct the disposition of a security).

Securities Authorized for Issuance Under Existing Equity Compensation Plans

We currently have no securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Parties

During the periods ended December 31, 2018 and December 31, 2017, Mr. Reithinger paid for certain expenses involved with the incorporation of the Company with personal funds and/or funds from Eventus. As of December 31, 2018 and December 31, 2017, these expenses totaled $130 and $1,148, respectively, and are recorded as a related party accounts payable on the accompanying balance sheets as of December 31, 2018 and December 31, 2017, respectively.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation.”

Director Independence

See “Directors, Executive Officers and Corporate Governance in Item 10 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors of the Company has appointed MaloneBailey, LLP (“MB”), as our independent registered public accounting firm (the “Independent Auditor”) for the years ended December 31, 2018 and 2017. The following table sets forth the fees billed to the Company for professional services rendered by MB for the years ended December 31, 2018 and 2017:

Services	2018	2017
Audit Fees (1)	$18,000	$-
Audit-Related fees (2)	3,750	-
Tax fees (3)	-	-
Total fees	$21,750	$-

_________

(1)	Audit Fees – These consisted of the aggregate fees for professional services rendered in connection with (i) the audit of our annual financial statements and (ii) the review of the financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30.

(2)	Audit- related Fees - These consisted of professional services rendered in connection with our Form S-1 and Form S-1/A.

(3)	Tax Fees - These consisted of services performed in preparation of the Company’s corporate Federal and State tax returns.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, as amended, that was filed on July 24, 2018)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, as amended, that was filed on July 24, 2018)
(10)	Material Contracts
10.1	Trust Agreement, as amended, with FinTech Clearing, LLC (incorporated by reference to our Registration Statement on Form S-1, as amended, that was filed on July 24, 2018)
10.2	Form of Private Placement Subscription Agreement (incorporated by reference to our Registration Statement on Form S-1, as amended, that was filed on July 24, 2018)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
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

_____________

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSTINERE HOLDINGS, INC.

Date: April 15, 2019	By:	/s/ Neil Reithinger
Neil Reithinger
President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: April 15, 2019	By:	/s/ Christopher McCrory
Christopher McCrory
Secretary and Director

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUSTINERE HOLDINGS, INC.

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sustinere Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet(s) of Sustinere Holdings, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2018 and the period from June 22, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and the period from June 22, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2017.

Houston, Texas

April 15, 2019

SUSTINERE HOLDINGS, INC.
BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

Current assets:
Cash	$18,034	$14,973
Prepaid Expenses	-	6,000

Total assets	$18,034	$20,973

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$25,703	$6,680
Accounts payable to related party	130	1,148

Total current liabilities	25,833	7,828

Stockholders’ equity (deficit):
Preferred stock, $.001 par value; 10,000,000 shares authorized, zero issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 16,750,000 and 15,000,000 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	16,750	15,000
Additional paid-in capital	24,500	-
Accumulated deficit	(49,049)	(1,855)

Total stockholders’ equity (deficit)	(7,799)	13,145

Total liabilities and stockholders' equity (deficit)	$18,034	$20,973

The accompanying footnotes are in integral part of these financial statements.

SUSTINERE HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the	From
	Year Ended	Inception to
	December 31, 2018	December 31, 2017

OPERATING EXPENSES
Professional fees	$45,471	$1,535
General & administrative	1,459	320

Total operating expenses	46,930	1,855

Other Income (Expense)
Interest Expense	(214)	-

Total Income (Expense)	$(214)	$-

Provision for income taxes	(50)	-

NET (LOSS)	$(47,194)	$(1,855)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,620,548	5,781,250

The accompanying footnotes are in integral part of these financial statements.

SUSTINERE HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2016	-	$-	$-	$-	$-

Common stock issued for cash	15,000,000	15,000	-		15,000

Net loss				(1,855)	(1,855)
Balance at December 31, 2017	15,000,000	$15,000	$-	$(1,855)	$13,145

Common stock issued for cash	1,750,000	1,750	15,750		17,500

Common stock to be issued for services	-	-	8,750		8,750

Net loss				(47,194)	(47,194)
Balance at December 31, 2018	16,750,000	$16,750	$24,500	$(49,049)	$(7,799)

The accompanying footnotes are in integral part of these financial statements.

SUSTINERE HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the	From Inception
	Year Ended	(June 22, 2017)
	December 31, 2018	to December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(47,194)	$(1,855)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock to be issued for services	8,750	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	6,000	(6,000)
Increase (decrease) in accounts payable and accrued liabilities	19,023	-
(Decrease) increase in accounts payable to related party	(1,018)	7,828
Net cash used in operating activities	(14,439)	(27)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	17,500	15,000
Net cash provided by financing activities	17,500	15,000

NET CHANGE IN CASH	3,061	14,973
CASH AT BEGINNING OF PERIOD	14,973	-
CASH AT END OF PERIOD	$18,034	$14,973
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$214	$-
Income taxes paid during the period	$50	$-

The accompanying footnotes are in integral part of these financial statements.

SUSTINERE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2018 and 2017

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and in accordance with Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results of the Company.

Cash

Cash and cash equivalents as of December 31, 2018 included cash on-hand. Cash equivalents are considered all accounts with an original maturity date within 90 days.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The current economic environment has increased the degree and uncertainty inherent in these estimates and assumptions.

Fair Value Measurements

The Company adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The estimated fair value of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that be used to measure fair value:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•	Level 2: Observable inputs that are based on inputs not quoted on active markets but corroborated by market data.

•	Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible, and considers credit risk in its assessment of fair value. The Company's financial liabilities are measured at fair value and include its accounts payable and accrued expenses. These liabilities are subject to the measurement and disclosure requirements of ASC 820 and are considered to be Level 3 inputs.

Income Tax Provision

The Company uses the liability method of accounting for income taxes under the asset and liability method prescribed under ASC 740, Income Taxes (“ASC 740”). The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities have been adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2018, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal tax examinations nor has it had any federal income tax penalties since its inception.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. As the Company incurred net losses for the year ended December 31, 2018 and 2017, no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive. Since the Company has no common stock equivalent, the basic and dilutive net loss per share were the same.

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has evaluated the provisions of this ASU and determined that, since it has no leases, there is no impact on our results of operations, cash flows or financial condition.

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

Going Concern

As of December 31, 2018, the accompanying audited financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s net loss for December 31, 2018 was $47,194. The Company’s business is dependent upon its ability to begin operations and to achieve a level of profitability and does not have sufficient cash resources to meet its operational needs in the twelve months following December 31, 2018. However, given that the Company has minimal expenses, management believes that it is able to supplement the Company’s cash requirements if needed over the next twelve months. Nevertheless, these factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities or from other equity-linked securities until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 3 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company consists of 250,000,000 shares with a $0.001 par value.

On November 8, 2017 and September 27, 2017, respectively, Eventus Advisory Group, LLC, an entity owned and controlled by our President, Treasurer and Director, and Walburmac Holdings, LLC, an entity in which our Secretary and Director is a Managing Director, each invested $7,500 to purchase 7,500,000 shares of common stock at $0.001.

On January 5, 2018, the Company sold 750,000 shares of common stock to an accredited investor at $0.01 for aggregate cash proceeds of $7,500.

On February 12, 2018, the Company sold 500,000 shares of common stock to an accredited investor at $0.01 for aggregate cash proceeds of $5,000.

On February 13, 2018, the Company sold 500,000 shares of common stock to an accredited investor at $0.01 for aggregate cash proceeds of $5,000. There were 16,750,000 and 15,000,000 common shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively.

On December 20, 2018, the Company agreed to issue 87,500 shares of common stock to FinTech Clearing, LLC for services in connection with their role as trustee under the Company’s offering on Form S-1, as amended. The common shares were valued at $0.10 per share, or for $8,750. As of the date of this filing, the common shares have not been issued yet.

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares with a $0.001 par value. There was no preferred stock outstanding as of December 31, 2018 and 2017.

NOTE 4 – RELATED PARTIES

Upon formation of the Company on June 22, 2017, Mr. Neil Reithinger was appointed President, Treasurer and Director and Mr. Christopher McCrory was appointed Secretary and Director, respectively, of the Company. Messrs. Reithinger and McCrory are the sole directors and officers of the Company.

During the period ended December 31, 2018, Mr. Reithinger paid for certain expenses involved with the incorporation of the Company with personal funds and/or funds from Eventus Advisory Group, LLC, an entity owned and controlled by Mr. Reithinger (“Eventus”). As of December 31, 2018, and December 31, 2017, the amounts owed to Eventus totaled $130 and $1,148, respectively, and are recorded as a related party accounts payable on the accompanying balance sheets as of December 31, 2018 and December 31, 2017, respectively.

The office space used by the Company is provided by Eventus at no charge.

NOTE 5 - INCOME TAXES

We have identified our federal and Arizona state tax returns as “major” tax jurisdictions.  The periods our income tax returns are subject to examination for these jurisdictions are prior to our formation on June 22, 2017, or 2013 through 2016.  We believe our income tax filing positions and deductions will be sustained on audit, and we do not anticipate any adjustments that would result in a material change to our financial position.  Therefore, no liabilities for uncertain income tax positions have been recorded.

Any net loss carryforward may be subject to the 382 limitation upon a change in control as defined therein.  As of December 31, 2018, the net loss carryforward for the Company was $40,299, which was subject to a Federal Tax rate of 21%.  Portions of these carry-forwards will expire through 2038, if not otherwise utilized.  Management has determined the realization of a deferred tax asset is not assured and, therefore, the total amount is offset by a valuation allowance, resulting in a zero net deferred income tax asset.

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ASC 740 “Income Taxes,” when it is more likely than not that a tax asset cannot be realized through future income, the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended December 31, 2018 applicable under ASC 740. As a result of the adoption of ASC 740, we did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

