Form 10-Q
period 2019-03-31
Sustinere Holdings, Inc.
filed 2019-05-15
CIK 1732677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

As of May 15, 2019, there were 16,750,000 shares of the registrant’s common stock outstanding.

SUSTINERE HOLDINGS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SUSTINERE HOLDINGS, INC.

BALANCE SHEETS

UNAUDITED

	March 31, 2019	December 31, 2018

ASSETS

Current assets:
Cash and cash equivalents	$13,534	$18,034

Total assets	$13,534	$18,034

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$22,341	$25,703
Accounts payable to related party	130	130

Total current liabilities	22,471	25,833

Stockholders’ deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized, zero issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 16,750,000 issued and outstanding as of March 31, 2019 and December 31, 2018	16,750	16,750
Additional paid-in capital	24,500	24,500
Accumulated deficit	(50,187)	(49,049)

Total stockholders’ deficit	(8,937)	(7,799)

Total liabilities and stockholders' deficit	$13,534	$18,034

The accompanying footnotes are an integral part of these unaudited financial statements.

SUSTINERE HOLDINGS, INC.

STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

OPERATING EXPENSES
Professional fees	$438	$6,670
General & administrative	700	79

Total operating expenses	1,138	6,749

NET LOSS	$(1,138)	$(6,749)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,750,000	16,255,000

The accompanying footnotes are an integral part of these unaudited financial statements.

SUSTINERE HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Three Months Ended March 31, 2019 and 2018

UNAUDITED

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	15,000,000	$15,000	$-	$(1,855)	$13,145

Common stock issued for cash	1,750,000	1,750	15,750		17,500

Net loss				(6,749)	(6,749)
Balance at March 31, 2018	16,750,000	$16,750	$15,750	$(8,604)	$23,896

Balance at December 31, 2018	16,750,000	$16,750	$24,500	$(49,049)	$(7,799)

Net loss				(1,138)	(1,138)
Balance at March 31, 2019	16,750,000	$16,750	$24,500	$(50,187)	$(8,937)

The accompanying footnotes are an integral part of these unaudited financial statements.

SUSTINERE HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,138)	$(6,749)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	6,000
(Decrease) increase in accounts payable and accrued liabilities	(3,362)	(6,028)
Net cash used in operating activities	(4,500)	(6,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	17,500
Net cash provided by financing activities	-	17,500

NET CHANGE IN CASH	(4,500)	10,723
CASH AT BEGINNING OF PERIOD	18,034	14,973
CASH AT END OF PERIOD	$13,534	$25,696

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$662	$-
Income taxes paid during the period	$-	$-

The accompanying footnotes are an integral part of these unaudited financial statements.

SUSTINERE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the Three Months Ended March 31, 2019 and 2018

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

These unaudited financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), pursuant to the rules and regulations of the SEC for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2019, and the statements of operations for the three months ended March 31, 2019, and the cash flows for the three months ended March 31, 2019. The interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2019. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 15, 2019.

Cash

Cash and cash equivalents as of March 31, 2019 included cash on-hand. Cash equivalents are considered all accounts with an original maturity date within 90 days.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The current economic environment has increased the degree and uncertainty inherent in these estimates and assumptions.

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

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. As the Company incurred net losses for the three months ended March 31, 2019 and 2018, no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive. Since the Company has no common stock equivalent, the basic and dilutive net loss per share were the same.

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

Going Concern

As of March 31, 2019, the accompanying financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s net loss for the three months ended March 31, 2019 was $1,138. The Company’s business is dependent upon its ability to begin operations and to achieve a level of profitability and does not have sufficient cash resources to meet its operational needs in the twelve months following December 31, 2018. However, given that the Company has minimal expenses, management believes that it is able to supplement the Company’s cash requirements, if needed, over the next twelve months. Nevertheless, these factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities or from other equity-linked securities until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 3 – STOCKHOLDERS' EQUITY

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

On February 13, 2018, the Company sold 500,000 shares of common stock to an accredited investor at $0.01 for aggregate cash proceeds of $5,000. There were 16,750,000 common shares issued and outstanding as of March 31, 2019 and December 31, 2018.

On December 20, 2018, the Company agreed to issue 87,500 shares of common stock to FinTech Clearing, LLC for services in connection with their role as trustee under the Company’s offering on Form S-1, as amended. The common shares were valued at $0.10 per share, or for $8,750. As of the date of this filing, the common shares have not been issued yet.

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares with a $0.001 par value. There was no preferred stock outstanding as of March 31, 2019 and December 31, 2018.

NOTE 4 – RELATED PARTIES

Upon formation of the Company on June 22, 2017, Mr. Neil Reithinger was appointed President, Treasurer and Director and Mr. Christopher McCrory was appointed Secretary and Director, respectively, of the Company. Messrs. Reithinger and McCrory are the sole directors and officers of the Company.

During the period ended December 31, 2018, Mr. Reithinger paid for certain expenses involved with the incorporation of the Company with personal funds and/or funds from Eventus Advisory Group, LLC, an entity owned and controlled by Mr. Reithinger (“Eventus”). As of March 31, 2019 and December 31, 2018, the amounts owed to Eventus totaled $130 and $130, respectively, and are recorded as a related party accounts payable on the accompanying balance sheets as of March 31, 2019 and December 31, 2018, respectively.

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

Our financial statements from inception (June 22, 2017) through the period ended March 31, 2019 report no revenues and an accumulated deficit of $50,187. Our independent registered public accounting firm issued an audit opinion for our Company as of December 31, 2018 and 2017 which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our principal offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

Revenue

We did not earn any revenues in the three months ended March 31, 2019 and 2018.

Expenses

Operating expenses for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

Professional fees:
Legal	$-	$-
Accounting/audit	438	6,670
Total professional fees	438	6,670
General & administrative	700	79
Total operating expenses	$1,138	$6,749

Professional fees are comprised of legal fees and accounting/audit fees. Professional fees decreased by $6,232 from $6,670 for the three months ended March 31, 2018 to $438 for the three months ended March 31, 2019. There were no legal fees incurred for the three months ended March 31, 2018 and March 31, 2019 The balance of the decrease was mainly audit fees of $6,000 incurred during the three months ended March 31, 2018.

During the three months ended March 31, 2019, we incurred audit fees of $0 to our independent accountants and corporate filing fees of $225 to independent third-party firms. This is compared to audit fees of $6,000 to our independent accountants and corporate filing fees of $670 to independent third-party firms during the three months ended March 31, 2018.

General and administrative expenses increased from $79 for the three months ended March 31, 2018 to $700 for the three months ended March 31, 2019. The balance of the increase was mainly for computer, website and software maintenance fees of $621 during the three months ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2019, we had a cash balance of $13,534. During the three months ended March 31, 2019, we expended $1,138 to fund ongoing operational expenses. Pursuant to the requirement of Rule 419, the net proceeds of the Offering in the S-1 will be placed in an escrow account, other than up to 10% of the proceeds that may be released to the Company in accordance with Rule 419 following completion of the Offering. Other than the 10% that may be released to the Company, such escrowed funds may not be used for salaries or reimbursable expenses. While our working capital requirements are low, if the Offering is not completed in the next six months, we may need to raise capital to fund our ongoing operational expenses. Such capital will likely come from loans. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding.

Going Concern

Our financial statements contained in this annual report have been prepared assuming that we will continue as a going concern. We recorded a net loss of $1,138 for the three months ended March 31, 2019, and we have an accumulated deficit of $50,187 and a working capital deficit of $8,937 as of March 31, 2019. Since inception, we have financed our activities with the sale of equity securities. We intend on financing our future development activities and our working capital needs from loans until such time that 10% of the proceeds from the Offering may be released to the Company in accordance with Rule 419 following completion of the Offering. The financial statements contained in this annual report do not include any adjustments that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing or merge with an operating company that is a going concern as may be required and to ultimately attain profitability.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive, who also serves as our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive, who also serves as our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective due to the material weakness(es) in internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

As of March 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

(i)	lack of a functioning audit committee;
(ii)	inadequate segregation of duties consistent with control objectives; and
(iii)	ineffective controls over period-end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive, who also serves as our Chief Financial Officer in connection with the review of our financial statements as of March 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Registration Statement on Form S-1, as amended, as filed with the SEC on July 24, 2018, in addition to other information contained in such Registration Statement and in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 15, 2019, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, as amended, that was filed on July 24, 2018)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, as amended, that was filed on July 24, 2018)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
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

______________

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

SUSTINERE HOLDINGS, INC.

Date: May 15, 2019	By:	/s/ Neil Reithinger
Neil Reithinger
President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: May 15, 2019	By:	/s/ Christopher McCrory
Christopher McCrory
Secretary and Director

