Form 10-Q
period 2019-06-30
Sustinere Holdings, Inc.
filed 2019-08-12
CIK 1732677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	N/A	N/A

As of August 12, 2019, there were 16,750,000 shares of the registrant’s common stock outstanding.

SUSTINERE HOLDINGS, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUSTINERE HOLDINGS, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$6,534	$18,034

Total assets	$6,534	$18,034

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$20,379	$25,703
Accounts payable to related party	-	130

Total current liabilities	20,379	25,833

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, zero issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 16,750,000 and 16,750,000 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	16,750	16,750
Additional paid-in capital	24,500	24,500
Accumulated deficit	(55,095)	(49,049)

Total stockholders’ equity	(13,845)	(7,799)

Total liabilities and stockholders' equity	$6,534	$18,034

 The accompanying notes are an integral part of these unaudited financial statements.

SUSTINERE HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
OPERATING EXPENSES
Professional fees	$3,872	$3,723	$4,310	$10,392
General & administrative	1,036	298	1,736	377

Total operating expenses	4,908	4,021	6,046	10,769

NET LOSS	$(4,908)	$(4,021)	$(6,046)	$(10,769)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,750,000	16,750,000	16,750,000	16,611,635

The accompanying notes are an integral part of these unaudited financial statements.

SUSTINERE HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	15,000,000	$15,000	$-	$(1,855)	$13,145

Common stock issued for cash	1,750,000	1,750	15,750		17,500

Net loss				(6,749)	(6,749)
Balance at March 31, 2018	16,750,000	$16,750	$15,750	$(8,604)	$23,896

Net loss				(4,020)	(4,020)
Balance at June 30, 2018	16,750,000	$16,750	$15,750	$(12,624)	$19,876

Balance at December 31, 2018	16,750,000	$16,750	$24,500	$(49,049)	$(7,799)

Net loss				(1,138)	(1,138)
Balance at March 31, 2019	16,750,000	$16,750	$24,500	$(50,187)	$(8,937)

Net loss				(4,908)	(4,908)
Balance at June 30, 2019	16,750,000	$16,750	$24,500	$(55,095)	$(13,845)

The accompanying notes are an integral part of these unaudited financial statements.

SUSTINERE HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,046)	$(10,769)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	6,000
(Decrease) increase in accounts payable and accrued liabilities	(5,454)	(3,183)
Net cash used in operating activities	(11,500)	(7,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	17,500
Net cash provided by financing activities	-	17,500

NET CHANGE IN CASH	(11,500)	9,548
CASH AT BEGINNING OF PERIOD	18,034	14,973
CASH AT END OF PERIOD	$6,534	$24,521
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$1,177	$-
Income taxes paid during the period	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SUSTINERE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

These unaudited financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), pursuant to the rules and regulations of the SEC for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2019, and the statements of operations for the three and six months ended June 30, 2019, and the cash flows for the six months ended June 30, 2019. The interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2019. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 15, 2019.

Cash

Cash and cash equivalents as of June 30, 2019 included cash on-hand. Cash equivalents are considered all accounts with an original maturity date within 90 days.

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

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. As the Company incurred net losses for the three months ended June 30, 2019 and 2018, no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive. Since the Company has no common stock equivalent, the basic and dilutive net loss per share were the same.

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

Going Concern

As of June 30, 2019, the accompanying financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s net loss for the six months ended June 30, 2019 was $6,046. The Company’s business is dependent upon its ability to begin operations and to achieve a level of profitability and does not have sufficient cash resources to meet its operational needs in the twelve months following December 31, 2018. However, given that the Company has minimal expenses, management believes that it is able to supplement the Company’s cash requirements, if needed, over the next twelve months. Nevertheless, these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

On February 13, 2018, the Company sold 500,000 shares of common stock to an accredited investor at $0.01 for aggregate cash proceeds of $5,000. There were 16,750,000 common shares issued and outstanding as of June 30, 2019 and December 31, 2018.

On December 20, 2018, the Company agreed to issue 87,500 shares of common stock to FinTech Clearing, LLC for services in connection with their role as trustee under the Company’s offering on Form S-1, as amended. The common shares were valued at $0.10 per share, or for $8,750. As of the date of this filing, the common shares have not been issued yet.

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares with a $0.001 par value. There was no preferred stock outstanding as of June 30, 2019 and December 31, 2018.

NOTE 4 - RELATED PARTIES

Upon formation of the Company on June 22, 2017, Mr. Neil Reithinger was appointed President, Treasurer and Director and Mr. Christopher McCrory was appointed Secretary and Director, respectively, of the Company. Messrs. Reithinger and McCrory are the sole directors and officers of the Company.

During the period ended December 31, 2018, Mr. Reithinger paid for certain expenses involved with the incorporation of the Company with personal funds and/or funds from Eventus Advisory Group, LLC, an entity owned and controlled by Mr. Reithinger (“Eventus”). As of June 30, 2019 and December 31, 2018, the amounts owed to Eventus totaled $0 and $130, respectively, and are recorded as a related party accounts payable on the accompanying balance sheets as of June 30, 2019 and December 31, 2018, respectively.

The office space used by the Company is provided by Eventus at no charge.

NOTE 5 - SUBSEQUENT EVENTS

Pursuant to the Company’s Form S-1 filed with the SEC on March 1, 2018, as amended, and declared effective by the SEC on July 31, 2018, the Company conducted a “Blank Check” offering subject to Rule 419 of Regulation C as promulgated by the SEC under the Securities Act of 1933, as amended. The proceeds from the sale of the shares in the offering were deposited into the account of FinTech Clearing as Agent for the investors in the Company (the “Trustee”). All subscription funds were held in escrow by the Trustee in a non-interest bearing account (the “Escrow Account”) pending the achievement of a minimum offering of 500,000 Shares of common stock (the “Minimum Offering”), and no funds were released to the Company until such a time as the Minimum Offering was attained. On July 26, 2019, the Company met the Minimum Offering with a total of 570,000 shares of common stock sold, or for proceeds of $57,000. The funds in the Escrow Account may not be released until an acquisition meeting the requirements of Rule 419 has been consummated and 80% of investors reconfirm their investment in accordance with the procedures set forth in Rule 419.

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

Our financial statements from inception (June 22, 2017) through the period ended June 30, 2019 report no revenues and an accumulated deficit of $55,095. Our independent registered public accounting firm issued an audit opinion for our Company as of December 31, 2018 and 2017 which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our principal offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

Revenue

We did not earn any revenues in the three months ended June 30, 2019 and 2018.

Expenses

Operating expenses for the three months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018

Professional fees:
Accounting/audit	$3,872	$3,723
Total professional fees	3,872	3,723
General & administrative	1,036	298
Total operating expenses	$4,908	$4,021

Professional fees are comprised of and accounting and audit fees. Professional fees increased by $149 from $3,723 for the three months ended June 30, 2018 to $3,872 for the three months ended June 30, 2019. There were no legal fees incurred for the three months ended June 30, 2018 and June 30, 2019. The increase was due to an increase in corporate filing fees of $149 incurred during the three months ended June 30, 2019.

During the three months ended June 30, 2019, we incurred audit fees of $2,500 to our independent accountants and corporate filing fees of $1,585 to independent third-party firms. This is compared to audit fees of $2,500 to our independent accountants and corporate filing fees of $1,223 to independent third-party firms during the three months ended June 30, 2018.

General and administrative expenses increased from $298 for the three months ended June 30, 2018 to $1,036 for the three months ended June 30, 2019. The balance of the increase was mainly due to bank charges of $114 and interest expense of $515 during the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

Revenue

We did not earn any revenues in the six months ended June 30, 2019 and 2018.

Expenses

Operating expenses for the six months ended June 30, 2019 and 2018 were as follows:

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Professional fees:
Accounting/audit	$4,310	$10,392
Total professional fees	4,310	10,392
General & administrative	1,736	377
Total operating expenses	$6,046	$10,769

Professional fees are comprised of accounting and audit fees. Professional fees decreased by $6,082 from $10,392 for the six months ended June 30, 2018 to $4,310 for the six months ended June 30, 2019. There were no legal fees incurred for the six months ended June 30, 2018 and June 30, 2019. The balance of the decrease was mainly audit fees of $6,000 incurred during the six months ended June 30, 2018.

During the six months ended June 30, 2019, we incurred audit fees of $2,500 to our independent accountants and corporate filing fees of $1,810 to independent third-party firms. This is compared to audit fees of $8,500 to our independent accountants and corporate filing fees of $1,892 to independent third-party firms during the six months ended June 30, 2018.

General and administrative expenses increased from $377 for the six months ended June 30, 2018 to $1,736 for the six months ended June 30, 2019. The balance of the increase was mainly for computer, website and software maintenance fees of $148, bank charges of $128, and interest of $1,177 during the six months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2019, we had a cash balance of $6,534. During the six months ended June 30, 2019, we expended $11,500 to fund ongoing operational expenses. Pursuant to the requirement of Rule 419, the net proceeds of the Offering in the S-1 will be placed in an escrow account, other than up to 10% of the proceeds that may be released to the Company in accordance with Rule 419 following completion of the Offering. Other than the 10% that may be released to the Company, such escrowed funds may not be used for salaries or reimbursable expenses. While our working capital requirements are low, if the Offering is not completed in the next six months, we may need to raise capital to fund our ongoing operational expenses. Such capital will likely come from loans. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding.

Going Concern

Our financial statements contained in this annual report have been prepared assuming that we will continue as a going concern. We recorded a net loss of $6,046 for the six months ended June 30, 2019, and we have an accumulated deficit of $55,095 and a working capital deficit of $13,845 as of June 30, 2019. Since inception, we have financed our activities with the sale of equity securities. We intend on financing our future development activities and our working capital needs from loans until such time that 10% of the proceeds from the Offering may be released to the Company in accordance with Rule 419 following completion of the Offering. The financial statements contained in this annual report do not include any adjustments that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing or merge with an operating company that is a going concern as may be required and to ultimately attain profitability.

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

Material Weakness in Internal Control over Financial Reporting

As of June 30, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive, who also serves as our Chief Financial Officer in connection with the review of our financial statements as of June 30, 2019.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

__________________

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

SUSTINERE HOLDINGS, INC.

Date: August 12, 2019	By:	/s/ Neil Reithinger
Neil Reithinger
President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: August 12, 2019	By:	/s/ Christopher McCrory
Christopher McCrory
Secretary and Director

